Form 10-K/A
period 2020-12-31
Carvana Auto Receivables Trust 2020-P1
filed 2021-05-07
CIK 1801738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2021 (the “Original Form 10-K”), and is being filed for the purpose of filing a new Exhibit 35.1 (Servicer Compliance Statement of Bridgecrest Credit Company, LLC, as servicer), which is described in Part III of the Original Form 10-K but inadvertently had not been filed. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Original Form 10-K and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with other filings made by the Issuing Entity with the Commission subsequent to the filing of the Original Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit	Description

3.1	Certificate of Formation of the Depositor (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3 (No. 333-239650) filed with the Commission by the Depositor on July 2, 2020 (the “Registration Statement”)).

3.2	Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Indenture, dated as of December 10, 2020 (the “Closing Date”), by and among the Issuing Entity, Carvana Auto Receivables Trust 2020-P1 (the “Grantor Trust”), and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission by the Depositor on December 15, 2020 (the “Closing 8-K”)).

4.2	Amended and Restated Trust Agreement, dated as of the Closing Date, by and between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 4.2 to the Closing 8-K).

4.3	Amended and Restated Trust Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust Trustee (incorporated by reference to Exhibit 4.3 to the Closing 8-K).

10.1	Receivables Purchase Agreement, dated as of the Closing Date, by and between Carvana and the Depositor (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.2	Receivables Transfer Agreement, dated as of the Closing Date, by and between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 10.2 to the Closing 8-K).

10.3	Receivables Contribution Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust (incorporated by reference to Exhibit 10.3 to the Closing 8-K).

31.1	Certification of senior officer in charge of the securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of the Servicer (incorporated by reference to Exhibit 33.1 to the Original Form 10-K).

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of the Indenture Trustee (incorporated by reference to Exhibit 33.2 to the Original Form 10-K).

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria of the Collateral Custodian (incorporated by reference to Exhibit 33.3 to the Original Form 10-K).

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria of the Depositor (incorporated by reference to Exhibit 33.4 to the Original Form 10-K).

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Servicer (incorporated by reference to Exhibit 34.1 to the Original Form 10-K).

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of the Indenture Trustee (incorporated by reference to Exhibit 34.2 to the Original Form 10-K).

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of the Collateral Custodian (incorporated by reference to Exhibit 34.3 to the Original Form 10-K).

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Depositor (incorporated by reference to Exhibit 34.4 to the Original Form 10-K).

35.1	Servicer Compliance Statement of Bridgecrest Credit Company, LLC, as Servicer.

99.1	Servicing Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Servicer, the Indenture Trustee and Vervent Inc. (the “Backup Servicer”) (incorporated by reference to Exhibit 99.1 to the Closing 8-K).

99.2	Backup Servicing Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Servicer and the Backup Servicer (incorporated by reference to Exhibit 99.2 to the Closing 8-K).

99.3	Collateral Custodian Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, Carvana, the Servicer, the Collateral Custodian and the Indenture Trustee (incorporated by reference to Exhibit 99.3 to the Closing 8-K).

99.4	Administration Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Sponsor, and the Indenture Trustee (incorporated by reference to Exhibit 99.4 to the Closing 8-K).

99.5	Asset Representations Review Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Sponsor, the Servicer and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 99.5 to the Closing 8-K).

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Carvana Auto Receivables Trust 2020-P1

By:	Carvana Receivables Depositor LLC, as Depositor

By:	/s/ Mike McKeever
Mike McKeever
President

Date: May 7, 2021

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